Form 10-Q
period 2011-03-31
LYONHEART CAPITAL, INC.
filed 2011-05-19
CIK 1494473

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Dec. 31, 2010

     .

Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-169032

LyonHeart Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-1521364
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

580 Solstice Ave.
Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 539-3533

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of May 17, 2011, the issuer had 8,000,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

LYONHEART CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements

For the Three Months Ended December 31, 2010 and the

Period from the Date of Inception on

June 3, 2010 to December 31, 2010

LYONHEART CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements

For the Three Months Ended December 31, 2010 and the

Period from the Date of Inception on

June 3, 2010 to December 31, 2010

Page(s)
Balance Sheets as of December 31, 2010 (unaudited) and June 10, 2010	5

Statements of Operations for the three months ended December 31, 2010 (unaudited) and the period from the date of inception on June 3, 2010 to December 31, 2010 (unaudited)	6

Statements of Cash Flows for the period from the date of inception on June 3, 2010 to December 31, 2010 (unaudited)	7

Notes to the Unaudited Financial Statements	8

LyonHeart Capital, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	June 10,
	2010	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$975	$3,475
Total current assets	975	3,475

Total assets	$975	$3,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$688	$2,500
Accrued expense	800	-
Total current liabilities	1,488	2,500

Total liabilities (all current)	1,488	2,500

Stockholders' equity (deficit)
Common Stock: $.001 par value, 75,000,000 shares authorized, 8,000,000 shares issued and outstanding as of December 31, 2010	8,000	8,000
Additional paid-in capital	10,000	10,000
Deficit accumulated during the development stage	(18,513)	(17,025)
Total stockholders' equity (deficit)	(513)	975

Total liabilities and stockholders' equity (deficit)	$975	$3,475

See accompanying notes to financial statements

LyonHeart Capital, Inc.
(A Development Stage Company)
Statement of Operations

	Three months Ended December 31, 2010	Cumulative from the date of inception on June 3, 2010 to December 31, 2010
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses
General and administrative	688	1,213
Professional fees	800	17,300
Total operating expenses	1,488	18,513

Total operating income / (loss)	(1,488)	(18,513)

Other income (expenses)
Interest expense	-	-
Total other income (expenses)	-	-

Net income / (loss)	$(1,488)	$(18,513)

Basic and diluted loss per common share	$(0.00)

Weighted average shares outstanding	8,000,000

See accompanying notes to financial statements

LyonHeart Capital, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Three month Ended December 31, 2010	Cumulative from the date of inception on June 3, 2010 to December 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,488)	$(18,513)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Issuance of securities for services rendered	-	-
Changes in operating assets and liabilities:
Accounts payable	(1,812)	688
Accrued expense	800	800
Net cash used in operating activities	(2,500)	(17,025)

Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds from stock issuance	-	18,000
Net cash provided by financing activities	-	18,000

Net change in cash	(2,500)	975

Cash and cash equivalent at beginning of period	3,475	-

Cash and cash equivalent at end of period	$975	$975

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

LYONHEART CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Unaudited Financial Statements

For the Three Months Ended December 31, 2010 and the

Period from the Date of Inception on June 3, 2010 to December 31, 2010

NOTE A – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by LyonHeart Capital, Inc. (hereinafter the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 10, 2010 audited financial statements.  The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the operating results for the full period from inception on June 3, 2010 to December 31, 2010.

NOTE B – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – SUBSEQUENT EVENTS

Management has reviewed material subsequent events in accordance with FASB ASC 855 "Subsequent Events" and has evaluated subsequent events through the date of this filing and determined there is no event to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

GENERAL DESCRIPTION OF BUSINESS

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.  See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

One of the methods the Company will use to find potential merger or acquisition candidates will be to run classified ads in the Wall Street Journal and similar publications periodically seeking companies which are looking to merge with a public shell.    Other methods included personal contacts and contacts gained through social networking.    There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors.  Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering.  The costs of an initial public offering may include substantial attorney and auditor fees and the time factor can vary widely (could be as short as a month or take several years for example) and is unpredictable.   A business combination with The Company may eliminate some of those unpredictable variables as the initial review process on a large active business could easily extend over a period of a year or more requiring multiple audits and opinions prior to clearance.  On the other hand a business combination with the Company may raise other variables such as the history of the Company having been out of the targets control and knowledge.   Thus they have to rely on the representations of the Company in their future filings and decisions. In addition, the additional step of a business combination may increase the time necessary to process and clear an application for trading. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. If an entity is deemed a Shell Company the 8-K which must be filed upon the completion of a merger or acquisition requires all of the information normally disclosed in the filing of a Form 10.  Once deemed a Shell Company, Rule 144 imposes additional restrictions on securities sought to be sold or traded under Rule 144. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's sole officer and  shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.  Management will meet personally with management and key personnel of the business opportunity as part of his investigation.  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.  The Company will not acquire or merger with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Management of the Company, while not experienced in matters relating to the new business of the Company, will rely upon his own efforts  in accomplishing the business purposes of the Company.  It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein.  However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation.  There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has never used outside consultants or advisors in connection with a merger or acquisition.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life.  It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.  However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.  The Company also has no plans to conduct any offerings under Regulation S.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholder of the Company will no longer be in control of the Company.  In addition, the Company's director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

It is anticipated that the Company's principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction at a price not to exceed $0.06 per share.  Mr. Anderson may not sell any shares at less than $0.06 per share even if other shareholders are offered less than that amount.   No transfer or sales of any shares held in escrow shall be permitted other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 as amended (26 U.S.C. 1 et seq.), or Title 1 of the Employee Retirement Income Security Act (29 U.S.C. 1001 et seq.), or the rules thereunder.  Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company.  Until such time as this occurs, the Company will not attempt to register any additional securities.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax- free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code").

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition.  The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets.  Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company will need to file such audited statements as part of its post effective amendment (reconfirmation).  The Company is subject to all of the reporting requirements included in the 34 Act.  Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).  If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 33 and 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents the Company will not proceed with the transaction or post effective amendment/reconfirmation offering.   In the event that a previously approved target acquisition was later voided by management, shareholders may be left without an operating company and thus the value of their shares would be greatly diminished.

The Company's sole officer and shareholder has verbally agreed that he will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing  an acquisition or merger.  He has also agreed that such advances will be made interest free without expectation of repayment. There is no dollar cap on the amount of money which he may advance to the Company.  The Company will not borrow any funds from anyone for the purpose of repaying advances made by the shareholder, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

The Board of Directors has passed a resolution which prohibits the Company from completing an acquisition or merger with any entity in which the Company's sole Officer, Director and  principal shareholder or his affiliates or associates serve as officer or director or hold any ownership interest.  Management is not aware of any circumstances under which this policy, through their own initiative may be changed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $1,488 for the three months ended Dec. 31, 2010, compared with a net loss of $0 for the three months ended Dec. 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on equity financing.

The financial statements as of and for the period ended on June 10, 2010 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form S-1 which was declared effective on Nov. 21, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 17, 2011

LyonHeart Capital, Inc.
Registrant

By: Eric Anderson
Eric Anderson Chairman of the Board Chief Executive Officer