Form 10-K
period 2011-03-31
SOURCE ROCK, INC.
filed 2012-03-20
CIK 1494473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2011 or

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-169032

SOURCE ROCK, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1521364
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

6528 E. 101st Street, Suite 380Tulsa, OK 74133

(Address of principal executive offices)      (Zip Code)

(800) 7803550

Registrant's telephone number, including area code

Copies to:

Harold Gewerter, Esq.

5440 W. Sahara #105, Las Vegas, NV 89146

Telephone (702) 382-1714

Electronic Fax (702) 382-1759

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  X . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011 was $600,000.

As of June 30, 2011, 10,000,000 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding and -0- shares of the registrant’s Preferred Stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None

TABLE OF CONTENTS

Item 1.

Business

Forward Looking Statements

Statements in this Annual Report on Form 10-K may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and, other than as required by Federal securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Business Overview

Source Rock, Inc. fka LyonHeart Capital, Inc. ("LyonHeart" “Source Rock”  or the "Company"), incorporated in the State of Nevada on June 3, 2010, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

The Company was formed by Eric Anderson, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition. Mr. Anderson serves as President, Secretary, Treasurer and Director. Mr. Anderson determined next to proceed with filing a Form S-1.

Mr. Anderson, the President and Director, elected to commence implementation of the Company's principal business purpose, described below under "Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale securities of "blank check" companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Each current shareholder has agreed to place his/her respective certificates in escrow until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established herein will unequivocally limit any shareholder's from selling their respective securities before such closing.

Patents, Trademarks, and Proprietary Rights

The Company owns no intellectual property.

Environmental Matters

The Company conducts no operations.

Employees

As of March 31, 2011 we had no full time or part-time employees. The Board retains consultants and advisors on as needed basis.   LyonHeart Capital, Inc. is currently in the development stage. During this development period, we plan to rely exclusively on the services of our sole officer and director to establish business operations and perform or supervise the minimal services required at this time. We believe that our operations are currently on a small scale and manageable by us. There are no full or part-time employees. The responsibilities are mainly administrative at this time, as our operations are minimal.

Research and Development

During the last two fiscal years, we did not incur research and development expenses.

Item 1A.

Risk Factors

Investment in the securities offered hereby involves certain risks and is suitable only for investors of substantial financial means. Prospective investors should carefully consider the following risk factors in addition to the other information contained in this prospectus, before making an investment decision concerning the common stock. This section discloses all of the material risks of an investment in this Company.

SOLE OFFICER AND DIRECTOR. LyonHeart Capital, Inc.’s operations depend solely on the efforts of Eric Anderson, the sole officer and director of the Company. Anderson has no experience related to public company management, nor as a principal accounting officer. Because of this, the Company may be unable to offer and sell the shares in this offering, develop our business or manage our public reporting requirements. The Company cannot may not be able overcome any such obstacles.

POTENTIAL CONFLICTS OF INTEREST.  Eric Anderson may be involved in other employment opportunities and may periodically face a conflict in selecting between devoting time to LyonHeart Capital, Inc. and other personal and professional interests. The Company has not formulated a policy for the resolution of such conflicts should they occur. Mr. Anderson currently works part time, should he find full time employment, he may have less time to devote to LyonHeart.   If the Company loses Eric Anderson to other pursuits without a sufficient warning, the Company may, consequently, go out of business.

RULE 419 LIMITATIONS. Rule 419 requires that the securities to be issued and the funds received in this offering be deposited and held in an escrow account pending the completion of a qualified acquisition. Before the acquisition can be completed and before the funds and securities can be released, the Company will be required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, the Company is required to furnish investors with the new prospectus containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must decide to remain investors or require the return of their investment funds. Any investor not making a decision within 45 days of the effectiveness of the post-effective amendment will automatically receive a return of his investment funds.

Although investors may request the return of their funds in connection with the reconfirmation offering required, the Company's shareholders will not be afforded an opportunity to approve or disapprove any particular transaction. See Risk Factor entitled "Conflicts of Interest."

NO AUDITED FINANCIAL STATEMENTS REQUIRED PRIOR TO BUSINESS COMBINATION. The Company shall not require the business combination target to provide audited financial statements until after the combination has been approved, thus there is the risk that the unaudited statements which are provided to the Company during its due diligence may contain errors that an audit would have found thus exposing the investors to the risk that the business combination target may not be as valuable as it appears during the combination approval process.

PROHIBITION TO SELL OR OFFER TO SELL SHARES IN ESCROW ACCOUNT. It shall be unlawful for any person to sell or offer to sell Shares (or any interest in or related to the Shares) held in the escrow account other than pursuant to a qualified domestic relations order or by will or the laws of descent and distribution. As a result investors may be unable to sell or transfer their shares for a significant period of time.

DISCRETIONARY USE OF PROCEEDS; "BLANK CHECK" OFFERING. As a result of management's broad discretion with respect to the specific application of the net proceeds of this offering, this offering can be characterized as a "blank check" offering. Although substantially all of the net proceeds of this offering are intended generally to be applied toward effecting a Business Combination, such proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. The determinations ultimately made by the Company relating to the specific allocation of the net proceeds of this offering may not permit the Company to achieve its business objectives. See "Description of Business."

REGULATIONS CONCERNING "BLANK CHECK" ISSUERS. The ability to register or qualify for sale the Shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or "blue sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the Shares have been registered.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. The Company may not identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, the Company may not be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. The Company may not be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities. The Company may not be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to ten hours per month to the business of the Company. The Company's officer has not entered into a written employment agreement with the Company and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

CONFLICTS OF INTEREST OFFICER AND DIRECTOR. The Company's officer and director may in the future participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arm’s length transactions may also arise in the future in the event the Company's officer and director is involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a resolution which prohibits the Company from completing a merger with, or acquisition of, any entity in which management serves as officer, director or partner, or in which he or his family members own or hold any ownership interest. Management is not aware of any circumstances under which this policy could be changed while current management is in control of the Company. Eric Anderson our sole officer and director is as of the date of this prospectus not participating in any other blank check business ventures. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. The Company will be required to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, the Company may not be successful in completing any such business combination.

LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

POSSIBLE INVESTMENT COMPANY ACT REGULATION. Although the Company will be subject to regulation under the Securities Exchange Act of 1933, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by him, or resign as a member of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

DISADVANTAGES OF BLANK CHECK OFFERING. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A potential business combination candidate may find it more beneficial to go public directly rather than through a combination with a blank check company and the requirements of a post effective amendment and having to clear its application to trade using information provided by the Company rather than its own internal information.

FEDERAL AND STATE TAXATION OF BUSINESS COMBINATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, such business combination may not meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction, reduce the future value of the shares and potentially discourage a business combination.

BLUE SKY CONSIDERATIONS MAY LIMIT SALES IN CERTAIN STATES. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and the Company has no current plans to register or qualify its shares in any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities which could reduce the size of the potential market. As a result of recent changes in federal law, non-issuer trading or resale of the Company's securities is exempt from state registration or qualification requirements in most states. However, some states may continue to attempt to restrict the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for the Company's securities to be a limited one.

SHARES MAY NOT BE SOLD The 2,000,000 Common Shares to be sold by the issuer are to be offered directly by the Company, and no individual, firm, or corporation has agreed to purchase or take down any of the shares. Any or all of the Shares may not be sold.

BUSINESS ANALYSIS BY NON PROFESSIONAL. Analysis of business operations will be undertaken by our sole officer and director who is not a professional business analyst. Thus the depth of such analysis may not be as great as if undertaken by a professional which increases the risk that any merger or acquisition candidate may not continue successfully.

ARBITRARY OFFERING PRICE. The Offering Price of the Shares bears no relation to book value, assets, earnings, or any other objective criteria of value. They have been arbitrarily determined by the Company. Even if a public trading market develops for the Company's securities, the Shares may not attain market values commensurate with the Offering Price.

MARKETING EFFORTS MAY NOT BE SUCCESSFUL. One of the methods the Company will use to find potential merger or acquisition candidates will be to run classified ads in the Wall Street Journal and similar publications periodically seeking companies which are looking to merge with a public shell. Other methods included personal contacts and contacts gained through social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful.

Lack of identification and completion of a successful merger/acquisition will render the shares sold hereunder worthless.

NO PUBLIC MARKET FOR COMPANY'S SECURITIES. Prior to the Offering, there has been no public market for the Shares being offered. An active trading market may not develop or that purchasers of the Shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices. The market price of the Shares may be affected significantly by factors such as announcements by the Company or its competitors, variations in the Company's results of operations, and general market conditions. Movements in prices of stock may also affect the market price in general. As a result of these factors, purchasers of the Shares offered hereby may not be able to liquidate an investment in the Shares readily or at all.

SHARES ELIGIBLE FOR FUTURE SALE. All of the 8,000,000 Shares, which are held by management, have been issued in reliance on the private placement exemption under the Securities Act of 1933, as amended ("Act"). Such Shares will not be available for sale in the open market except in reliance upon Rule 144 under the Act. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed Affiliates of the Company (as that term is defined under the Act) would be entitled to sell such shares. Mr. Anderson’s, our sole officer and director, shares will remain bound by the affiliate resale restrictions enumerated in Rule 144 of the Securities Act of 1933.

SUBSCRIPTIONS IRREVOCABLE. Investors subscriptions are irrevocable and therefore the investor’s funds may be held in escrow for up to a year and then returned to the investor with minimal (if any) return.

Item 1B.

Unresolved Staff Comments

Not applicable because the Company is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer.

Item 2.

Properties

We use a corporate office located at 580 Solstice Ave., Las Vegas, NV 89123. Office space, utilities and storage are currently being provided free of charge at the present time at this address which is Mr. Anderson’s residence. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

Item 3.

Legal Proceedings

None

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

As of the date of this prospectus, there is no public market in LyonHeart Capital, Inc. common stock. This prospectus is a step toward creating a public market for our stock, which may enhance the liquidity of our shares. However, there can be no assurance that a meaningful trading market will develop. LyonHeart Capital, Inc. and its management make no representation about the present or future value of our common stock.

As of the date of this annual report,

1. There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of LyonHeart Capital, Inc.;

2. There are currently 8,000,000 shares of our common stock held by our officer and director that are not eligible to be sold pursuant to Rule 144 under the Securities Act;

3. Other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to the current shareholder.

All of the presently outstanding shares of common stock (8,000,000) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” under Rule 405 of the Securities Act. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Shareholders

As of the date of this Form 10-K, LyonHeart Capital, Inc. has 8,000,000 shares of $0.0001 par value common stock issued and outstanding held by 1 shareholder of record.

Dividends

We have not declared any cash dividends on either our preferred or common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Item 6.

Selected Financial Data

Not Applicable

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operation contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” under Item 1A of Part I of this Annual Report on Form 10-K.

This section must be read in conjunction with the Audited Financial Statements included in this Form 10-K.

PLAN OF OPERATION

LyonHeart Capital, Inc. was incorporated on June 3, 2010.

The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no acquisitions in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's sole officer, director, promoter nor any affiliates thereof have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

While the Company will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available prior to the consummation of the merger/acquisition. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. These assurances consist mainly of financial statements. The Company will also examine business, occupational and similar licenses and permits, physical facilities, trademarks, copyrights, and corporate records including articles of incorporation, bylaws and minutes if applicable. In the event that no such assurances are provided the Company will not move forward with a combination with this target. Further assurances must be provided that an audited statement would be provided within seventy-five days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

The Registrant has no full time employees. The Registrant's officer has agreed to allocate a portion of his time to the activities of the Registrant, without compensation. Management anticipates that the business plan of the Company can be implemented by our officer devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. See "DIRECTORS, EXECUTIVE OFFICERS"

The Company is filing this registration statement on a voluntary basis because the primary attraction of the Registrant as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Registrant.

GENERAL BUSINESS PLAN

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

As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company will need to file such audited statements as part of its post effective amendment (reconfirmation). The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 33 and 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents the Company will not proceed with the transaction or post-effective amendment/reconfirmation offering. In the event that a previously approved target acquisition was later voided by management, shareholders may be left without an operating company and thus the value of their shares would be greatly diminished.

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

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We have no contractual obligations or commitments:

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements is on page F-1 of this Annual Report on Form 10-K. Financial Statement Schedules” pursuant to Item 15, Exhibits and Financial Statement Schedules, of Form 10-K.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

a) Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures” as defined in Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011 and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of March 31, 2011.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of March 31, 2011, our internal control over financial reporting was not effective.

(1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (4) below. Our control environment was ineffective because of the following material weaknesses:

(a)    We did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage and identify fraud risks.

(b)   We did not maintain effective controls over the segregation of duties due to a lack of personnel.

The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, period end financial close and reporting, as described in items (2) to (4) below.

(2)   Monitoring of internal control over financial reporting—we did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a)   Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed, in place or operating effectively.

(b)   We did not maintain an effective internal control monitoring function nor did we perform a risk assessment. Specifically, there were insufficient policies and procedures to effectively communicate and determine the adequacy of our internal control over financial reporting and to monitoring the ongoing effectiveness thereof.

(c)   We did not maintain formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes.

Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in items (3) through (4) below.

(3)   Period end financial close and reporting—Due to a pervasive lack of proper segregation of duties within the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes because of the following material weaknesses:

(a)   We did not maintain effective controls over the preparation and review of the interim consolidated financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

(4)  We do not have a functioning audit committee due to a lack of a majority of  independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and  procedures. We do not have a Compensation Committee, compensation charter or any formal procedure for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation Plans

To address the identified material weakness discussed above, we will:

1.

Hire a Chief Financial Officer, and /or Controller.

2.

Hire accounting and administrative staff and design and implement systems and procedures for effective financial reporting and internal control.

3.

Develop an anti-fraud program and implement a whistle-blower program and a program to manage and identify fraud risks

4.

Install an ERP system.

5.

Formalize our process to improve the organization structure and develop forecasts and plans by which our management can measure achievement against formalized benchmarks.

Item 9B.

Other Information

Not Applicable.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons

Executive Officers

Set forth below are the names and ages of our executive officers.

Name	Age	Position
Eric Anderson	28	President, Secretary, Treasurer and Director

Notes:

(1) Our director will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officer was appointed by our director and will hold office until resignation or removal from office.

(2) Eric Anderson has outside interests and obligations to other than LyonHeart Capital, Inc. He intends to spend approximately 10 hours per week on our business affairs. At the date of this prospectus, LyonHeart Capital, Inc. is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Eric Anderson, President, age 26.

From May 2009 to the present, Mr. Anderson has been a LP Security Officer with S.O.S. Security, Inc. in Las Vegas, Nevada where he works in loss prevention while working in a friendly customer service capacity with guests. From July 2008 to May of 2009, Mr. Anderson was a Security Officer at the Palms Hotel & Casino in Las Vegas, Nevada where he engaged in Gaming drops and fills, cash and chip escorts and general casino environment security. Mr. Anderson was a door host at Blue Martini in Las Vegas, Nevada from February 2008 to November 2008. Prior to such time Mr. Anderson was in school and had no employment.

Board Committees

LyonHeart Capital, Inc. has not yet implemented any board committees as of the date of this prospectus except for the audit committee.

Directors

The number of Directors of the Corporation shall be fixed by the Board of Directors, but in no event shall be less than one (1). Although we anticipate appointing additional directors, the Company has not identified any such person or any time frame within which this may occur.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended March 31, 2011, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have not yet adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, (including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions).

Diversity Considerations in Identifying Director Nominees

We do not have a formal diversity policy or set of guidelines in selecting and appointing directors that comprise our Board of Directors. However, when making determinations regarding the size and composition of our Board of Directors, our Board of Directors does consider each individual director’s qualifications, skills, business experience and capacity to serve as a director and the diversity of these attributes for the Board of Directors as a whole.

Audit Committee Financial Expert

The Company has not yet formed an audit committee or named an Audit Committee Expert.

Executive Employment Agreements

None of the officers and directors has entered into employment agreements.

Item 11.

Executive Compensation of Current Officers and Directors

Summary Compensation Table

The table below sets forth, for the period indicated, the compensation paid or granted by the Company to the named executive officers during the last two completed fiscal years.

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Eric Anderson	2011	-	-	-	-	-	-	-
Officer & Director	2010	-	-	-	-	-	-	-

Grants of Plan-Based Awards

There were no plan-based awards granted to the Company’s named executive officers during the fiscal year ended March 31, 2011:

Compensation of Directors

The following table shows the compensation paid to directors during 2011:

DIRECTOR COMPENSATION
Fees
Earned or
	Paid in	Stock	Option	Total
	Cash	Awards	Awards	($)
Name	($)	($)	($)
Eric Anderson	$ -	$ -	$ -	$ -

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of March 31, 2011, the Company had no shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval.  The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of Outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$ -	-
Equity compensation plans not approved by security holders	-	$ -	-
Total	-	$ -	-

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Common Stock as of January 13, 2012 for each of our greater than 5% shareholders, directors, named executive officers and by all of our directors and executive officers as a group.  For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which rule focuses on the power to vote shares or make investment decisions with respect to such shares, potentially irrespective of any pecuniary interest in such shares.

The information as to the securities beneficially owned are based upon the following:

•

Form 8-K filed on August 23, 2011.

•

Form DEFR 14C filed by LyonHeart Capital, Inc. on October 26, 2011; and

•

Form POS AM filed on March 2, 2012.

Percentage ownership of outstanding common shares is based on 361,402,057 shares of Common Stock outstanding as of January 13, 2012.

			Amount and
			Nature of
			Beneficial	Percentage of
Title of Class	Name of Beneficial Owner		Ownership (1)	Class Owned
Common Stock
	Eric Anderson	(2)	8,000,000	100.00%
	Directors and Executive Officers as a Group (4 persons)		8,000,000	100,00%
	Non-affiliates		-	0.00%
	Total		8,000,000	100.00%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (1) Voting power which includes the power to vote, or to direct the voting of, such security; and/or, (2) Investment power which includes the power to dispose, or to direct the disposition of, such security.

(2)

Mr. Anderson’s address is c/o LyonHeart Capital, Inc., 580 Solstice Ave., Las Vegas, NV 89123.

Item 13.

Certain Relationships and Related Transactions and Director Independence

Transactions with Directors and Officers

On or about June 3, 2010, Eric Anderson, our officer and director, paid for expenses involved with the incorporation of LyonHeart Capital, Inc. with personal funds in exchange for 8,000,000 shares of common stock each, par value $0.0001 per share, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

The price of the common stock issued to Eric Anderson was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no assets.

Eric Anderson, the company’s sole shareholder, officer and director is the only promoter of the company

None.

Item 14.

Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

Sam Kan & Company (“Kan”) served as LyonHeart Capital’s independent registered public accounting firm from June 3, 2010 through March 31, 2011.

Fees of the Independent Registered Public Accounting Firm

The following table shows the aggregate fees billed to the Company by its independent registered public accounting firm for services rendered during the fiscal years ended March 31, 2011.

2010
Audit Fees (1)	$5,000
Tax Fees	-
All Other Fees	-
Total Fees	$5,000

1)

Includes fees associated with the fiscal year audit, reviews of the Company’s quarterly reports on Form 10-Q, and other securities filings.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

The following documents are filed as part of this report:

(b) EXHIBITS

Item No	Exhibit Description

21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *
32.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________________

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2012

SOURCE ROCK, INC.

By:	/s/ Mark Mroczkowski
Mark Mroczkowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Mroczkowski	President, Chief Executive Officer	March 16, 2012
Mark Mroczkowski	and Director (Principal Executive Officer)

/s/ Mark Mroczkowski	Chief Financial Officer (Principal Financial	March 16, 2012
Mark Mroczkowski	Officer and Principal Accounting Officer)

LYONHEART CAPITAL, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

For the Period from June 3, 2010 to March 31, 2011

LYONHEART CAPITAL, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

For the Period from June 3, 2010 to March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Source Rock, Inc. (f.k.a. LyonHeart Capital, Inc.)

(A Development Stage Company)

Las Vegas, NV

We have audited the accompanying balance sheet of Source Rock, Inc. (f.k.a. LyonHeart Capital, Inc., hereinafter the “Company”) as of March 31, 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from the date of inception on June 3, 2010 to March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011, and the results of their operations and their cash flows for the period from the date of inception on June 3, 2010 to March 31, 2011 were in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company,

March 15, 2012

Alameda, California

LYONHEART CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEET

March 31,
2011
ASSETS
Current assets
Cash and cash equivalents	$-
Total current assets	-

Total assets (all current)	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$4,845
Total current liabilities	4,845

Total liabilities (all current)	4,845

Stockholders' (deficit) equity
Common stock, $.001 par value; 75,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000
Additional paid-in capital	10,000
Accumulated deficit	(22,845)
Total stockholders' (deficit) equity	(4,845)

Total liabilities and stockholders' (deficit) equity	$-

See accompanying notes to financial statements

LYONHEART CAPITAL, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

From Inception on June 3, 2010 Through March 31, 2011

Revenues	$-

Operating Expenses
General and administrative	22,845
Total operating expenses	22,845

Net loss	$(22,845)

Net loss per share of common stock:
Basic	$(0.00)

Weighted average number of shares outstanding	8,000,000

See accompanying notes to financial statements

LYONHEART CAPITAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Cumulative from June 3, 2010 (Inception) to March 31, 2011

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 3, 2010 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash	8,000,000	8,000	10,000	-	18,000

Net loss, period ended March 31, 2011	-	-	-	(22,845)	(22,845)

Balance, March 31, 2011	8,000,000	$8,000	$10,000	$(22,845)	$(4,845)

See accompanying notes to consolidated financial statements.

LYONHEART CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

From Inception on June 3, 2010 Through March 31, 2011
Cash flows from operating activities
Net Income	$(22,845)
Changes in operating assets and liabilities:
Accounts payable	4,845
Net cash used by operating activities	(18,000)

Cash flows from investing activities	-

Cash flows from financing activities
Proceeds from issuance of common stock	18,000
Net cash provided by financing activities	18,000

Net change in cash and cash equivalent	-

Cash and cash equivalent at the beginning of year	-

Cash and cash equivalent at the end of year	$-

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-
Cash paid for taxes	$-

See accompanying notes to financial statements

LYONHEART CAPITAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on June 3, 2010 to March 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of LyonHeart Capital, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

LyonHeart Capital, Inc. (the Company) was incorporated in the State of Nevada on June 3, 2010. LyonHeart Capital, Inc. is a development stage company with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on LyonHeart Capital, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. LyonHeart Capital, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Currently, Eight Million shares of common stock have been issued.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events,” which now resides with ASC 855, “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 140/166, “Accounting for Transfers of Financial Assets,” an amendment of FAS 140, which now resides with ASC 860, “Transfers and Servicing.” ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860 to have an impact on the Company’s results of operations, financial condition or cash flows.

Recently Issued Accounting Pronouncements (Continued)

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R),” which now resides with ASC 810, “Consolidation.” ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 810 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which now resided with ASC 105, “Generally Accepted Accounting Principles.” ASC 105 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105 to have an impact on the Company’s results of operations, financial condition or cash flows.

On July 1, 2009, Financial Accounting Standards Board ("FASB") Accounting Standards Codification(TM) ("ASC") became the sole source of authoritative Generally Accepted Accounting Principles ("GAAP") literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

NOTE 2 – GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Currently the Company has yet to locate any merger of acquisition candidates. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company.

NOTE 3 – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

NOTE 4 – COMMON STOCK

On or about June 4, 2010, Eric Anderson, our officer and director, paid $18,000 for professional fees for the incorporation of the Company with personal funds on behalf of the Company. Subsequently, he received reimbursement from the company through issuance of 8,000,000 shares of common stock at $0.00225 per share. The price of the common stock issued to them was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no material assets.

The Company evaluated all events or transactions that occurred after March 31, 2011 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period from June 3, 2010 to March 31, 2011.