Form 10-Q
period 2011-06-30
SOURCE ROCK, INC.
filed 2012-03-29
CIK 1494473

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

     .    Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-169032

Source Rock, Inc.

f/k/a LyonHeart Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-1521364
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6528 E. 101st Street, Suite 380
Tulsa, OK 74133	74133
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (800) 780-3550

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X. No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X. No      .

As of May 17, 2011, the issuer had 8,000,000 shares of common stock issued and outstanding.

1

ITEM 1 FINANCIAL STATEMENTS

LYONHEART CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements

For the Three Months Ended June 30, 2011 and the

Period from the Date of Inception on

June 3, 2010 to June 30, 2011

Page(s)
Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011	5

Statements of Operations for the three months ended June 30, 2011 (unaudited) and the period from the date of inception on June 3, 2010 to June 30, 2011 (unaudited)	6

Statements of Cash Flows for the three months ended June 30, 2011 (unaudited) and the period from the date of inception on June 3, 2010 to June 30, 2011 (unaudited)	7

Notes to the Unaudited Financial Statements	8

LyonHeart Capital, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	March 31,
	2011	2011
	(Unaudited)	(1)
ASSETS

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$6,845	$4,845
Accrued expense	-	-
Total current liabilities	6,845	4,845

Total liabilities (all current)	6,845	4,845

Stockholders' equity (deficit)
Common Stock: $.001 par value, 75,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	10,000	10,000
Deficit accumulated during the development stage	(24,845)	(24,845)
Total stockholders' equity (deficit)	(6,845)	(4,845)

Total liabilities and stockholders' equity (deficit)	$-	$-

(1) Derived from audited financial statements
See accompanying notes to financial statements

LyonHeart Capital, Inc.
(A Development Stage Company)
Statement of Operations

	Three months Ended June 30, 2011	Cumulative from the date of inception on June 3, 2010 to June 30, 2011
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses
General and administrative	2.000	24,845
Total operating expenses	2,000	24,845

Operating loss	(2,000)	(24,845)

Other income (expenses)	-

Net income loss	$(2,000)	$(24,845)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	8,000,000	8,000,000

See accompanying notes to financial statements

LyonHeart Capital, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Three month Ended June 30, 2011	Cumulative from the date of inception on June 3, 2010 to June 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,000)	$(24,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(2,000)	6,845
Net cash used in operating activities	-	(18,000)

Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds from stock issuance	-	18,000
Net cash provided by financing activities	-	18,000

Net change in cash	-	-

Cash and cash equivalent at beginning of period	-	-

Cash and cash equivalent at end of period	$-	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

LYONHEART CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Unaudited Financial Statements

For the Three Months Ended June 30, 2011 and the

Period from the Date of Inception on June 3, 2010 to June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by LyonHeart Capital, Inc. (hereinafter the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the operating results for the full period from inception on June 3, 2010 to June 30, 2011.

NOTE 2 – GOING CONCERN

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

NOTE 3 – SUBSEQUENT EVENTS

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

As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company will need to file such audited statements as part of its post-effective amendment (reconfirmation).  The Company is subject to all of the reporting requirements included in the 34 Act.  Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).  If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 33 and 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents the Company will not proceed with the transaction or post-effective amendment/reconfirmation offering.   In the event that a previously approved target acquisition was later voided by management, shareholders may be left without an operating company and thus the value of their shares would be greatly diminished.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $2,000 for the three months ended June 30, 2011, compared with a net loss of $0 for the three months ended June 30, 2010.

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

As of June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls overfinancial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: March 16, 2012

Source Rock, Inc.
Registrant

By:/s/ Mark Mroczkowski
Mark Mroczkowski Chief Executive Officer
14