Form 10-Q
period 2011-09-30
SOURCE ROCK, INC.
filed 2012-03-29
CIK 1494473

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

ITEM 1 FINANCIAL STATEMENTS

LYONHEART CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements

For the Three and SixMonths Ended September 30, 2011 and the

Period from the Date of Inception on

June 3, 2010 to September 30, 2011

Page(s)
Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011	5

Statements of Operations for the three and six months ended September 30, 2011 (unaudited) and the period from the date of inception on June 3, 2010 to September 30, 2011 (unaudited)	6

Statements of Cash Flows for the three and six months ended September 30, 2011 (unaudited) and the period from the date of inception on June 3, 2010 to September 30, 2011 (unaudited)	7

Notes to the Unaudited Financial Statements	8

LyonHeart Capital, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	March 31,
	2011	2011
	(Unaudited)	(1)
ASSETS

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$6,845	$4.485
Accrued expense	-	-
Total current liabilities	6,845	4,485

Total liabilities (all current)	6,845	4,485

Stockholders' equity (deficit)
Preferred Stock: $.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	$-
Common Stock: $.0001 par value, 200,000,000 shares authorized prior to July 1, 2011 par value $.001 and, 75,000,000 shares authorized, 8,000,000 shares issued and outstanding	800	8,000
Additional paid-in capital	17,200	10,000
Deficit accumulated during the development stage	(24,845)	(22,485)
Total stockholders' equity (deficit)	(6,845)	(4,485)

Total liabilities and stockholders' equity (deficit)	$-	$-

(1) Derived from audited financial statements
See accompanying notes to financial statements

LyonHeart Capital, Inc.
(A Development Stage Company)
Statement of Operations

	Three months Ended September 30, 2011	Six months Ended September 30, 2011	Cumulative from the date of inception on June 3, 2010 to September 30, 2011
	(Unaudited)		(Unaudited)

Revenue	$-	$-	$-

Operating Expenses
General and administrative	-	2,000	24,845
Total operating expenses	-	2,000	24,845

Operating loss	-	(2,000)	(24,845)

Other income (expenses)	-

Net income loss $		$(2,000)	$(24,845)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,000,000	8,000,000	8,000,000

See accompanying notes to financial statements

LyonHeart Capital, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Six months Ended September 30, 2011	Cumulative from the date of inception on June 3, 2010 to September 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,000)	$(24,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(2,000)	6,845
Net cash used in operating activities	-	(18,000)

Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds from stock issuance	-	18,000
Net cash provided by financing activities	-	18,000

Net change in cash	-	-

Cash and cash equivalent at beginning of period	-	-

Cash and cash equivalent at end of period	$-	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

LYONHEART CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2011 and the

Period from the Date of Inception on June 3, 2010 to September 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by LyonHeart Capital, Inc. (hereinafter the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the operating results for the full period from inception on June 3, 2010 to September 30, 2011.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $2,000 for the three and six months ended September 30, 2011, compared with a net loss of $0 for the three and six months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on equity financing.

The financial statements as of and for the period ended on September 10, 2010 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

As of September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls overfinancial reporting and that may be considered to be material weaknesses.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: March 22, 2012

Source Rock, Inc.
Registrant

By:Mark Mroczkowski
Mark Mroczkowski Chief Executive Officer